Form 10-K
period 2006-12-31
GE-WMC Asset-Backed Pass-Through Trust, Series 2006-1
filed 2007-03-30
CIK 1370875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-131203-01

GE-WMC Asset-Backed Pass-Through Certificates Series 2006-1
(Exact name of issuing entity as specified in its charter)

GE-WMC Mortgage Securities, LLC

(Exact name of depositor, registrant on behalf of the issuing entity, as specified in its charter)

WMC Mortgage Corp.

(Exact name of sponsor as specified in its charter)

California (State of Organization)	20-3251258 (I.R.S. Employer Identification No.)

3100 Thornton Avenue
Burbank, CA	91504
(Address of principal executive offices)	(Zip Code)

Depositor’s telephone number, including area code: (818) 736-7023

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which each class
to be so registered	is to be registered

None	Not Applicable

      Securities registered pursuant to Section 12(g) of the Act: None.

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐      No ☑

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐      No ☑

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .                                                                                                                                                                    ☑

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                             Yes ☐      No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable to this Registrant.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

None.

ii

TABLE OF CONTENTS

PART I
Item 1. Business
Item 1A. Risk Factors
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 1B. Unresolved Staff Comments
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information)
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information)
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information)
Item 1117 of Regulation AB. Legal Proceedings
PART II
Item 9B. Other Information
PART III
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria
Item 1123 of Regulation AB. Servicer Compliance Statement
PART IV
Item 15. Exhibits, Financial Statement Schedules

4.1 - Pooling and Servicing Agreement
10.1 - Mortgage Loan Purchase Agreement
31.1 - Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification)
33.1 - Report on Assessment of Compliance with Servicing Criteria (Litton)
33.2 - Report on Assessment of Compliance with Servicing Criteria (Wells Fargo)
33.3 - Report on Assessment of Compliance with Servicing Criteria (BNY)
34.1 - Independent Accountants' Attestation Report (Deloitte for Litton)
34.2 - Independent Accountants' Attestation Report (KPMG for Wells Fargo)
34.3 - Independent Accountants' Attestation Report (E&Y for BNY)
35.1 - Servicer Compliance Statement of Litton
99.1 - Schedule of Year-to-Date Principal and Interest Distributions to Certificateholders

iii

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1. Business

Item 1A. Risk Factors

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 1B. Unresolved Staff Comments

     Not Applicable

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

     Not Applicable.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).

     Not Applicable.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

     Not applicable. Based upon a reasonable good faith estimate of the relevant maximum probable exposures, the “significance percentage” of each of the Interest Rate Swap Agreement and the Cap Contract, as calculated in accordance with Item 1115 of Regulation AB, is less than 10%.

Item 1117 of Regulation AB. Legal Proceedings.

     No applicable updates.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6. Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

Item 9A and 9A(T) Controls and Procedures.

Item 9B. Other Information.

     None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions.

Item 14. Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

No applicable updates.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of Litton Loan Servicing LP, Wells Fargo Bank National Association and The Bank of New York (collectively, the “PPSF’s”) have been identified by the registrant as parties participating in the servicing function with respect to more than 5% of the pool assets held by the Issuing Entity. Each of the PPSF’s has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the PPSF’s has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which Attestation Reports are also attached as exhibits to this Form 10-K.

Litton Loan Servicing, LP has identified instances of material non-compliance as reflected in Exhibits 33.1 and 34.1 of this Form 10-K.

See Item 15, Exhibits 33.1, 33.2, 33.3, 34.1, 34.2 and 34.3.

Item 1123 of Regulation AB. Servicer Compliance Statement.

See Item 15 and Exhibit 35.1.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed as Part of this Report

(1) Not Applicable.

(2) Not Applicable.

(3) See Item 15 (b), below.

(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT DESCRIPTION
4.1	Pooling and Servicing Agreement

10.1	Mortgage Loan Purchase Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Litton Loan Servicing LP for the year ended December 31, 2006.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank National Association for the year ended December 31, 2006.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York for the year ended December 31, 2006.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Litton Loan Servicing LP for the year ended December 31, 2006.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank National Association for the year ended December 31, 2006.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of The Bank of New York for the year ended December 31, 2006.

35.1	Servicer Compliance Statement of Litton Loan Servicing LP for the year ended December 31, 2006.

99.1	Schedule of Year-to-Date Principal and Interest Distributions to Certificateholders.

(c)	Omitted.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GE-WMC Asset-Backed Pass-Through Certificates 2006-1 (Issuing Entity)

By: Depositor

Dated: March 29, 2007	By:	/s/ James Zollo
James Zollo
Vice President
(Senior Officer of Depositor in charge of
servicing)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

4.1	Pooling and Servicing Agreement

10.1	Mortgage Loan Purchase Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Litton Loan Servicing LP for the year ended December 31, 2006.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank National Association for the year ended December 31, 2006.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York for the year ended December 31, 2006.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Litton Loan Servicing LP for the year ended December 31, 2006.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank National Association for the year ended December 31, 2006.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of The Bank of New York for the year ended December 31, 2006.

35.1	Servicer Compliance Statement of Litton Loan Servicing LP for the year ended December 31, 2006.

99.1	Schedule of Year-to-Date Principal and Interest Distributions to Certificateholders