Form 10-K
period 2007-12-31
GE-WMC Asset-Backed Pass-Through Trust, Series 2006-1
filed 2008-03-28
CIK 1370875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-131203-01

GE-WMC Asset-Backed Pass-Through Certificates, Series 2006-1
(Exact name of registrant as specified in its charter)

GE-WMC Mortgage Securities, LLC
(Exact name of depositor, registrant on behalf of the issuing entity, as specified in its charter)

WMC Mortgage Corp.
(Exact name of sponsor as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	20-3251258 (I.R.S. Employer Identification No.)

3100 Thornton Avenue
Burbank, CA	91504
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 736-7023

Securities registered pursuant to Section 12(b) of the Act: None.

Name of each exchange
Title of each class	on which registered

None	Not Applicable

   Securities registered pursuant to Section 12(g) of the Act: None.

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐      No ☑

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐      No ☑

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .
☑

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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
35.1 - Annual Statement of Compliance (Litton)

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

     Not Applicable.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).

     Not Applicable.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Based upon a reasonable good faith estimate of the relevant maximum probable exposures, the “significance percentage” of each of the Interest Rate Swap Agreement and the Cap Contract, as calculated in accordance with Item 1115 of Regulation AB is less than 10%.

Item 1117 of Regulation AB. Legal Proceedings.

On or about February 6, 2008, Franklin Credit Management Corporation (“Franklin”) filed an action against WMC Mortgage, LLC (“WMC”) in Supreme Court of New York, New York County, seeking to have WMC repurchase approximately 440 loans that WMC had sold to Franklin in September and November 2006. Franklin alleges that WMC breached certain representations and warranties in the loan sale agreements and claims that it has incurred damages in excess of $35 million. Franklin also seeks attorney fees. WMC’s initial response to the complaint is due on April 4, 2008.

On or about December 7, 2007, PMI Mortgage Insurance Co. (“PMI”) and PMI Guaranty Co. (“PGC”), affiliated insurance companies, initiated an action against WMC Mortgage Corp. (“WMC”) and GE Money Bank in the Superior Court of California, County of Los Angeles, seeking to have WMC specifically perform and repurchase 120 mortgage loans. The loans at issue are part of a pool of 5,000 loans that had been originated by WMC, and through a series of subsequent transactions, transferred to a trust (the “Trust”), which issued securities secured by the loans. PMI and PGC separately contracted with the Trust to insure $29.6 million of payments of the mortgage loans (PMI) or principal and interest payments (PGC) on one particular class of securities. The complaint alleges that WMC breached certain representations and warranties in the loan sale agreements. PMI and PGC also assert claims for negligent and intentional misrepresentation. They seek unspecified damages and punitive damages, but do not allege making any payments under their policies. WMC has filed a motion to dismiss the complaint.

On or about May 4, 2007, two former salespersons, Charmaine Van Heyn and Christine Boskovich, filed a class action complaint against WMC Mortgage Corp. (“WMC”) and WMC-GEMB Mortgage Corp. in Superior Court of the State of California, Los Angeles County on behalf of all California business development representatives (“BDRs”) and business development associates (“BDAs”). The complaint alleges that WMC violated various provisions of the Fair Labor Standards Act, the California Labor Code, and the California Business and Professions Code. In substance, the claims are that: (1) all the putative class members should have been paid overtime; (2) BDRs were improperly required to pay other employees in violation of California wage deduction laws; (3) the compensation of some members of the putative class violated minimum wage laws; (4) the putative class members did not receive meal and rest breaks; (5) accurate wage statements were not provided; and (6) not all expenses were reimbursed. Plaintiffs seek general, liquidated and punitive damages, and attorney’s fees. WMC has denied the allegations in the complaint; the parties are currently engaged in discovery.

On or about July 11, 2007, the National Association for the Advancement of Colored People (“NAACP”) filed a class action complaint against eleven mortgage lenders, including WMC Mortgage Corp. (“WMC”), in United States District Court in the Central District of California, alleging that the lenders violated the Fair Housing Act (“FHA”), 42 U.S.C. §3601, et seq., the Equal Credit Opportunity Act (“ECOA”), 15 U.S.C. §1691, et seq., and the Civil Rights Act (“CRA”), 42 U.S.C. §§ 1981, 1982. NAACP has amended the complaint twice and the number of defendants is now seventeen. In the second amended complaint, filed on March 8, 2008, NAACP bases its claims of discrimination against WMC on assertions, inter alia, that (1) WMC unlawfully “steered” African American consumers to less favorable subprime mortgage loans and (2) WMC marketed to minorities adjustable rate loans with low initial rates without evaluating the ability of the applicant to pay the subsequent adjusted higher rate. NAACP purports to bring the action as a class action “on behalf of itself and all others similarly situated, as well as on behalf of the General Public and Acting in the Public Interest,” and seeks declaratory, equitable and injunctive relief, and attorneys’ fees and costs. Pursuant to a Stipulated Initial Case Management Order entered by the Court on March 14, 2008, defendants may move to dismiss the Second Amended Complaint by April 4, 2008, a hearing thereon is scheduled for June 2, 2008, a schedule/status conference is scheduled for July 7, 2008, and no discovery is to occur until after the Conference.

On or about January 25, 2008, two alleged “minority borrowers” filed a class action complaint (Lopez et al. v. GE Money Bank et al.) against GE Money Bank, and WMC Mortgage Corp. and WMC Mortgage, LLC in United States District Court in the Central District of California asserting that defendants’ credit pricing policy had a discriminatory impact on minority applicants for home mortgage loans, in violation of the Fair Housing Act (“FHA”), 42 U.S.C. §3601, et seq., the Equal Credit Opportunity Act (“ECOA”), 15 U.S.C. §1691, et seq., and the Civil Rights Act (“CRA”), 42 U.S.C. §§ 1981, 1982. Plaintiffs seek disgorgement of “all disproportionate non-risk charges imposed on minority borrowers,” restitution, actual and punitive damages, declaratory and injunctive relief, including an order enjoining, inter alia, “any non-risk-related discretionary policy employed by Defendants,” and attorneys’ fees and costs. As of March 24, 2008, plaintiffs had not served the complaint on any of the defendants.

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

Item 13. Certain Relationships and Related Transactions.

Item 14. Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424 (b)(5) filing dated August 18, 2006. There are no applicable updates.

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

Neither Wells Fargo Bank National Association nor The Bank of New York have identified any instances of material non-compliance with the applicable servicing criteria.

Litton Loan Servicing LP (“Litton”) has identified the following instances of material non-compliance by it with the applicable servicing criteria:

•	Reconciliations for Asset-Backed Securities Related Bank Account - 1122(d)(2)(vii)

Investor bank account reconciliations included certain reconciling items that were not resolved within 90 calendar days of their original identification.

•	Loan Buyouts from Pool Assets - 1122(d)(4)(iii)

Certain loan buyouts from pool assets were not made within timeframes established in the transaction agreements.

•	Loan Modifications - 1122(d)(4)(vi)

Certain loans were modified during the Reporting Period that included a modified maturity date that exceeded the latest maturity date established in the transaction agreements.

Litton has reported the implementation of the following remediation procedures with respect to the related instances of material non-compliance identified above:

•	Reconciliations for Asset-Backed Securities Related Bank Account - 1122(d)(2)(vii)

The controls over the investor bank account reconciliation process are adequately designed and operating effectively. In the fourth quarter of 2007, Litton had reduced the number of investor bank account reconciliations which included reconciling items that were not resolved within 90 calendar days of their original identification to less than 4%.

Litton’s key monitoring controls include an account reconciliation status report, and a key performance indicator report which monitors bank account reconciliation timeliness, and the percentage of accounts which have 90-day reconciling items. Senior servicing management reviews both of these monitoring reports monthly.

•	Loan Buyouts from Pool Assets - 1122(d)(4)(iii)

Litton is in the process of incorporating automation that will calculate the calendar month in which a loan can be bought out of individual securities based on the requirements in the respective transaction agreements. This automation will not allow a loan to be removed from a security unless it is in the timeframe allowed in the respective transaction agreements. Litton expects to have this automation in place at or around the end of the first quarter 2008.

•	Loan Modifications - 1122(d)(4)(vi)

In February 2008, Litton reviewed all of its transaction agreements and updated its monitoring software with the latest maturity date a loan may be modified for each security. This software will systematically prohibit loss mitigation personnel from modifying a loan with a maturity date past the maturity date maintained in the system.

See Item 15, Exhibits 33.1, 33.2, 33.3, 34.1, 34.2 and 34.3.

Item 1123 of Regulation AB. Servicer Compliance Statement.

See Item 15, Exhibit 35.1.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed as Part of this Report

(1) Not Applicable.

(2) Not Applicable.

(3) See Item 15 (b), below.

(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT DESCRIPTION
4.1
Pooling and Servicing Agreement (Filed as part the Current Report on Form 8-K filed on September 7, 2007 under the Commission File Number of the Issuing Entity, GE-WMC Asset- Backed Pass Through Certificates, Series 2006-1, Commission File No. 333-131203-01, CIK No. 00001370875)*

31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Litton Loan Servicing LP for the year ended December 31, 2007.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank National Association for the year ended December 31, 2007.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York for the year ended December 31, 2007.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Litton Loan Servicing LP for the year ended December 31, 2007.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank National Association for the year ended December 31, 2007.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of The Bank of New York for the year ended December 31, 2007.

35.1	Annual Statement of Compliance for Litton Loan Servicing LP for the year ended December 31, 2007 pursuant to Item 1123 of Regulation AB.

(c)	Omitted.

* Incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GE-WMC Asset-Backed Pass-Through Certificates, 2006-1 (Registrant)

By: Depositor

Dated: March 28, 2008	By:	/s/ James Zollo
James Zollo
Vice President
(Senior Officer of Depositor in charge of
Securitization)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

4.1
Pooling and Servicing Agreement (Filed as part the Current Report on Form 8-K filed on September 7, 2007 under the Commission File Number of the Issuing Entity, GE-WMC Asset- Backed Pass Through Certificates Series 2006-1, Commission File No. 333-131203-01, CIK No. 00001370875)*

31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Litton Loan Servicing LP for the year ended December 31, 2007.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank National Association for the year ended December 31, 2007.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York for the year ended December 31, 2007.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Litton Loan Servicing LP for the year ended December 31, 2007.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank National Association for the year ended December 31, 2007.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of The Bank of New York for the year ended December 31, 2007.

35.1	Annual Statement of Compliance for Litton Loan Servicing LP for the year ended December 31, 2007 pursuant to Item 1123 of Regulation AB.

* Incorporated herein by reference.